Form 10-Q
period 1998-09-25
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 1998-11-09
CIK 1052636, 1052635

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

                For the quarterly period ended September 25, 1998

                     Merrill Lynch Preferred Capital Trust V
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-10

           Delaware                                      13-7140866
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       World Financial Center
             North Tower
         New York, New York                                      10281
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Trust Originated Preferred       New York Stock Exchange
Securities ("TOPrS") (and the
related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                     Merrill Lynch Preferred Funding V, L.P.
          (Exact name of Registrant as specified in its certificate of limited partnership)

                         Commission File No.: 1-7182-09

           Delaware                                      13-3983474
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       World Financial Center
             North Tower
         New York, New York                                      10281
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 25, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 25, 1998
                                                              ------------------

Assets                                                                      $ --
                                                                            ====
Trust Securities                                                            $ --
                                                                            ====

See Note to Balance Sheet

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO BALANCE SHEET (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

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

No Trust Securities had been issued as of September 25, 1998. On November 3, 1998, the Trust issued and sold $850 million of 7.28% Trust Preferred Securities in a public offering and issued and sold its Trust Common Securities to Merrill Lynch & Co., Inc.(the "Company"). The proceeds from the Trust's sale of the Trust Securities were used to purchase the Partnership Preferred Securities from the Partnership. The Partnership Preferred Securities will be redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after September 30, 2008. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed, in whole or in part, as applicable. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities.

The Company has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and be responsible for all debts and other obligations of the Trust (other than the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 25, 1998
                                                              ------------------

Assets                                                                    $  --
                                                                          =====
Partnership securities:
   Limited partner interest                                               $  85
   General partner interest                                                  15
                                                                          -----
                                                                            100

   Less: Receivables from partners for subscribed partnership interests    (100)
                                                                          -----
                                                                          $  --
                                                                          =====

See Note to Balance Sheet

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO BALANCE SHEET (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding V, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on January 8, 1998 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust V (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds"). The Partnership shall have a perpetual existence subject to certain termination events.

As of September 25, 1998, the Partnership had neither issued Partnership Preferred Securities nor received a capital contribution from the general partner. On November 3, 1998, the Partnership sold its Partnership Preferred Securities to the Trust and received a capital contribution from the Company in exchange for the general partnership interest. The Partnership Proceeds were used to purchase debt instruments from the Company and a domestic wholly owned subsidiary of the Company, retaining 1% in unaffiliated debt securities. The Partnership Preferred Securities are redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after September 30, 2008. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Merrill Lynch Preferred Capital Trust V (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on January 8, 1998, which was subsequently amended by an amended and restated declaration of trust dated as of October 29, 1998. As of September 25, 1998, the Trust had no assets or operations. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.28% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, which TOPrS and Trust Common Securities were issued on November 3, 1998, (ii) investing the gross proceeds of the trust securities in 7.28% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding V, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

      The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on January 8, 1998, which was subsequently amended by an amended and restated agreement of limited partnership dated November 3, 1998. As of September 25, 1998, the Partnership had no assets or operations. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, which were issued on November 3, 1998, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

      The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on January 8, 1998, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 8, 1998, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and are anticipated to include the payment of distributions on the Partnership Preferred Securities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      As of September 25, 1998, neither the Trust nor the Parnership had any assets or operations. On November 3, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      4.1 Certificate of Trust, dated January 8, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-04))

      4.2 Form of Amended and Restated Declaration of Trust, of the Trust (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 (File No. 333-42859) (the "Registration Statement"))

      4.3 Certificate of Limited Partnership, dated as of January 8, 1998, of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-03))

      4.4 Form of Amended and Restated Agreement of Limited Partnership, of the Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)

      4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

      4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

      4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

      4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

      4.9   Form of Trust Preferred Security (included in Exhibit 4.2 above)

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      27    Financial Data Schedules*

 (b)  Reports on Form 8-K

      None.

----------

      * The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of November, 1998.


                                    MERRILL LYNCH PREFERRED CAPITAL TRUST V*


                                    By:    /s/ THERESA LANG
                                           -------------------------------------
                                    Name:  Theresa Lang
                                    Title: Regular Trustee


                                    By:    /s/ STANLEY SCHAEFER
                                           -------------------------------------
                                    Name:  Stanley Schaefer
                                    Title: Regular Trustee


                                    MERRILL LYNCH PREFERRED FUNDING V, L.P.*

                                    By: MERRILL LYNCH & CO., INC., as General
                                        Partner


                                    By:    /s/ THERESA LANG
                                           -------------------------------------
                                    Name:  Theresa Lang
                                    Title: Senior Vice President and Treasurer

----------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                                INDEX TO EXHIBITS

Exhibits

27    Financial Data Schedules