Form 10-Q
period 1999-03-26
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 1999-05-06
CIK 1052636, 1052635

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

                  For the quarterly period ended March 26, 1999

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
7.28% Partnership Preferred           New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 26, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                           MARCH 26, 1999   DECEMBER 25, 1998
                                                           --------------   -----------------
ASSETS

Investment in partnership preferred securities               $876,300,000        $876,300,000

Income receivable                                              15,948,660          10,100,818
                                                             ------------        ------------

Total Assets                                                 $892,248,660        $886,400,818
                                                             ============        ============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                        $ 15,948,660        $ 10,100,818
                                                             ------------        ------------

Stockholders' equity:
   Preferred securities (7.28% Trust Originated Preferred
      Securities; 34,000,000 authorized, issued, and
      outstanding; $25 liquidation amount per security)       850,000,000         850,000,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                     26,300,000          26,300,000
                                                             ------------        ------------

   Total stockholders' equity                                 876,300,000         876,300,000
                                                             ------------        ------------

   Total Liability and Stockholders' Equity                  $892,248,660        $886,400,818
                                                             ============        ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                  MARCH 26, 1999
                                                                  --------------
EARNINGS

Income on partnership preferred securities                           $15,948,660
                                                                     ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $ 850,000,000
                                                                  -------------

COMMON SECURITIES

Balance, beginning and end of period                                 26,300,000
                                                                  -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --

Earnings                                                             15,948,660

Distributions payable                                               (15,948,660)
                                                                  -------------

Balance, end of period                                                       --
                                                                  -------------

Total Stockholders' Equity                                        $ 876,300,000
                                                                  =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                        $ 15,948,660

   Increase in income receivable                                     (5,847,842)
                                                                   ------------

      Cash provided by operating activities                          10,100,818
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                    (10,100,818)
                                                                   ------------
      Cash used for financing activities                            (10,100,818)
                                                                   ------------
NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------
CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Preferred and common distributions of $15,470,000 and $478,660, respectively, were accrued at March 26, 1999.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                             MARCH 26, 1999   DECEMBER 25, 1998
                                             --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                      $1,020,640,000      $1,020,640,000
   U.S. Treasury bills                           10,492,758          10,373,965
                                             --------------      --------------
   Total investments                          1,031,132,758       1,031,013,965

Interest receivable                              18,575,648          11,764,577
                                             --------------      --------------

Total Assets                                 $1,049,708,406      $1,042,778,542
                                             ==============      ==============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                        $   18,575,648      $   11,764,577
                                             --------------      --------------

Partners' capital:
   Limited partnership interest                 876,300,000         876,300,000
   General partnership interest                 154,832,758         154,713,965
                                             --------------      --------------
   Total partners' capital                    1,031,132,758       1,031,013,965
                                             --------------      --------------

Total Liability and Partners' Capital         1,049,708,406      $1,042,778,542
                                             ==============      ==============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                  MARCH 26, 1999
                                                                  --------------
EARNINGS

Interest income:
   Affiliate debentures                                              $18,575,648
   U.S. Treasury bills                                                   118,793
                                                                     -----------

Earnings                                                             $18,694,441
                                                                     ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                    $   876,300,000

Net income allocated to limited partner                              15,948,660

Distribution payable                                                (15,948,660)
                                                                ---------------
Balance, end of period                                              876,300,000
                                                                ---------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,713,965

Net income allocated to general partner                               2,745,781

Distribution payable                                                 (2,626,988)
                                                                ---------------
Balance, end of period                                              154,832,758
                                                                ---------------

TOTAL PARTNERS' CAPITAL                                         $ 1,031,132,758
                                                                ===============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENT OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                        $ 18,694,441

   Accretion of U.S. Treasury bills                                    (118,793)

   Increase in interest receivable                                   (6,811,071)
                                                                   ------------
      Cash provided by operating activities                          11,764,577
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                 (10,100,818)

   Distributions to general partner                                  (1,663,759)
                                                                   ------------
      Cash used for financing activities                            (11,764,577)
                                                                   ------------
NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                   ------------
CASH, END OF PERIOD                                                $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Distributions of $18,575,648 were accrued at March 26, 1999.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b)   Reports on Form 8-K

      None.

-------------
* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of May, 1999.


                                    MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                                   By: /s/ RAYMOND M. DISCO
                                       -----------------------------------------
                                   Name:  Raymond M. Disco
                                   Title: Regular Trustee

                                   By: /s/ STANLEY SCHAEFER
                                       -----------------------------------------
                                   Name:  Stanley Schaefer
                                   Title: Regular Trustee


                                   MERRILL LYNCH PREFERRED FUNDING V, L.P.*

                                   By: MERRILL LYNCH & CO., INC., as General
                                       Partner

                                   By: /s/ JOHN C. STOMBER
                                       -----------------------------------------
                                   Name:  John C. Stomber
                                   Title: Senior Vice President and Treasurer

------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules