Form 10-Q
period 1999-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 1999-08-09
CIK 1052636, 1052635

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

                 For the quarterly period ended June 25, 1999

                     MERRILL LYNCH PREFERRED CAPITAL TRUST V
      (Exact name of Registrant as specified in its certificate of trust)

                        COMMISSION FILE NO.: 1-7182-10

             Delaware                                       13-7140866
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

         World Financial Center
               North Tower
           New York, New York                                 10281
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange
Title of each class                             on which registered
-------------------                             --------------------
7.28% Trust Originated Preferred                New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                    MERRILL LYNCH PREFERRED FUNDING V, L.P.
         (Exact name of Registrant as specified in its certificate of limited partnership)

                        COMMISSION FILE NO.: 1-7182-09


            Delaware                                        13-3983474
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

       World Financial Center
            North Tower
        New York, New York                                   10281
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:      (212) 449-1000


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange on
Title of each class                             which registered
-------------------                             ----------------
7.28% Partnership Preferred Securities          New York Stock Exchange
(and the related guarantee)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 25, 1999, no voting stock was held by non-affiliates of the
                 -----------------------------------------------------
Registrants.
-----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per security amounts)

------------------------------------------------------------------------------------------------------------------


                                                                 JUNE 25, 1999             DECEMBER 25, 1998
                                                                 -------------             -----------------
ASSETS
Investment in partnership preferred securities                    $   876,300                  $    876,300

Income receivable                                                      15,949                        10,101
                                                                  -----------                  ------------

Total Assets                                                      $   892,249                  $    886,401
                                                                  ===========                  ============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                             $    15,949                  $     10,101
                                                                  -----------                  ------------

Stockholders' equity:

   Preferred securities (7.28% Trust Originated Preferred
      Securities; 34,000,000 authorized, issued, and
      outstanding; $25 liquidation amount per security)               850,000                       850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                             26,300                        26,300
                                                                  -----------                  ------------

   Total stockholders' equity                                         876,300                       876,300
                                                                  -----------                  ------------

   Total Liability and Stockholders' Equity                       $   892,249                  $    886,401
                                                                  ===========                  ============


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------



                                                                                                   FOR THE THREE
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
EARNINGS
Income on partnership preferred securities                                                         $      15,949
                                                                                                   =============




                                                                                                    FOR THE SIX
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
EARNINGS

Income on partnership preferred securities                                                         $      31,897
                                                                                                   =============



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                                                    FOR THE SIX
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
PREFERRED SECURITIES
Balance, beginning and end of period                                                               $     850,000
                                                                                                   -------------
COMMON SECURITIES

Balance, beginning and end of period                                                               $      26,300
                                                                                                   -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                                -

Earnings                                                                                                  31,897

Distributions                                                                                            (15,948)

Distributions payable                                                                                    (15,949)
                                                                                                   -------------
Balance, end of period                                                                                      -
                                                                                                   -------------

Total Stockholders' Equity                                                                         $     876,300
                                                                                                   =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENT OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                                                    FOR THE SIX
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                         $     31,897

   Increase in income receivable                                                                          (5,848)
                                                                                                    ------------

      Cash provided by operating activities                                                               26,049
                                                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                                                         (26,049)
                                                                                                    ------------
      Cash used for financing activities                                                                 (26,049)
                                                                                                    ------------

NET CHANGE IN CASH                                                                                          -

CASH, BEGINNING OF PERIOD                                                                                   -
                                                                                                    ------------

CASH, END OF PERIOD                                                                                 $       -
                                                                                                    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Preferred and common distributions of $15,470 and $479, respectively, were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                     JUNE 25, 1999             DECEMBER 25, 1998
                                                                     -------------             -----------------
ASSETS
Cash                                                                  $          1                 $        -

Investments:
   Affiliate debentures                                                  1,020,640                     1,020,640
   U.S. Treasury bills                                                      10,384                        10,374
                                                                      ------------                 -------------
   Total investments                                                     1,031,024                     1,031,014

Interest receivable                                                         18,576                        11,765
                                                                      ------------                 -------------

Total Assets                                                          $  1,049,601                 $   1,042,779
                                                                      ============                 =============

LIABILITY AND PARTNERS' CAPITAL


Distributions payable                                                 $     18,576                 $      11,765
                                                                      ------------                 -------------

Partners' capital:
   Limited partnership interest                                            876,300                       876,300
   General partnership interest                                            154,725                       154,714
                                                                      ------------                 -------------
   Total partners' capital                                               1,031,025                     1,031,014
                                                                      ------------                 -------------

Total Liability and Partners' Capital                                 $  1,049,601                 $   1,042,779
                                                                      ============                 =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------



                                                                                                   FOR THE THREE
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                            $      18,576
   U.S. Treasury bills                                                                                       119
                                                                                                   -------------

Earnings                                                                                           $      18,695
                                                                                                   =============




                                                                                                    FOR THE SIX
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                            $      37,151
   U.S. Treasury bills                                                                                       238
                                                                                                   -------------

Earnings                                                                                           $      37,389
                                                                                                   =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                                                    FOR THE SIX
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------
LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                                                       $     876,300

Net income allocated to limited partner                                                                   31,897

Distributions                                                                                            (15,948)

Distributions payable                                                                                    (15,949)
                                                                                                   -------------
Balance, end of period                                                                                   876,300
                                                                                                   -------------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                             154,714

Net income allocated to general partner                                                                    5,492

Distributions                                                                                             (2,854)

Distributions payable                                                                                     (2,627)

                                                                                                   -------------
Balance, end of period                                                                                   154,725
                                                                                                   -------------

TOTAL PARTNERS' CAPITAL                                                                            $   1,031,025
                                                                                                   =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENT OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)

------------------------------------------------------------------------------------------------------------------


                                                                                                    FOR THE SIX
                                                                                                    MONTHS ENDED
                                                                                                   JUNE 25, 1999
                                                                                                   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                        $      37,389

   Accretion of U.S. Treasury bills                                                                         (238)

   Increase in interest receivable                                                                        (6,811)
                                                                                                   -------------
      Cash provided by operating activities                                                               30,340
                                                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of investment securities                                                                    (10,309)

   Maturities of investment securities                                                                    10,537
                                                                                                   -------------
      Cash provided by financing activities                                                                  228
                                                                                                   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                                                      (26,049)

   Distributions to general partner                                                                       (4,518)
                                                                                                   -------------
      Cash used for financing activities                                                                 (30,567)
                                                                                                   -------------
NET CHANGE IN CASH                                                                                             1

CASH, BEGINNING OF PERIOD                                                                                   -
                                                                                                   -------------

CASH, END OF PERIOD                                                                                $           1
                                                                                                   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Distributions of $18,576 were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)     Exhibits

        12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

        27    Financial Data Schedules*


 (b)    Reports on Form 8-K

        None.


-------------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of August, 1999.


                            MERRILL LYNCH PREFERRED CAPITAL TRUST V*


                            By: /s/ STANLEY SCHAEFER
                                ---------------------------------------------
                            Name:   Stanley Schaefer
                            Title:  Regular Trustee


                            MERRILL LYNCH PREFERRED FUNDING V, L.P.*


                            By: MERRILL LYNCH & CO., INC., as General Partner


                            By: /s/ JOHN C. STOMBER
                                ---------------------------------------------
                            Name:   John C. Stomber
                            Title:  Senior Vice President and Treasurer


------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                               INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules