Form 10-Q
period 1999-09-24
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 1999-11-08
CIK 1052636, 1052635

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 24, 1999

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

Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Trust Originated                 New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 24, 1999, no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 24, 1999  DECEMBER 25, 1998
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
Income receivable                                                                             15,949             10,101
                                                                                          ----------         ----------
Total Assets                                                                              $  892,249         $  886,401
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,949         $   10,101
                                                                                          ----------         ----------

Stockholders' equity:

   Preferred  securities (7.28% Trust Originated Preferred Securities;
      34,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   850,000            850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  892,249         $  886,401
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------

                                                                            FOR THE THREE
                                                                             MONTHS ENDED
                                                                       SEPTEMBER 24, 1999
                                                                       ------------------
EARNINGS

Income on partnership preferred securities                                      $  15,949
                                                                                =========



                                                                             FOR THE NINE
                                                                             MONTHS ENDED
                                                                       SEPTEMBER 24, 1999
                                                                       ------------------
EARNINGS

Income on partnership preferred securities                                      $  47,846
                                                                                =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------

                                                                   FOR THE NINE
                                                                   MONTHS ENDED
                                                             SEPTEMBER 24, 1999
                                                             ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                 $  850,000
                                                                     ----------

COMMON SECURITIES

Balance, beginning and end of period                                     26,300
                                                                     ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -
Earnings                                                                 47,846
Distributions                                                           (31,897)
Distributions payable                                                   (15,949)
                                                                     ----------
Balance, end of period                                                     -
                                                                     ----------


Total Stockholders' Equity                                           $  876,300
                                                                     ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENT OF CASH FLOWS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------

                                                                                    FOR THE NINE
                                                                                    MONTHS ENDED
                                                                              SEPTEMBER 24, 1999
                                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $  47,846
   Increase in income receivable                                                          (5,848)
                                                                                       ---------
      Cash provided by operating activities                                               41,998
                                                                                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                         (41,998)
                                                                                       ---------
      Cash used for financing activities                                                 (41,998)
                                                                                       ---------

NET CHANGE IN CASH                                                                          -

CASH, BEGINNING OF PERIOD                                                                   -
                                                                                       ---------
CASH, END OF PERIOD                                                                    $    -
                                                                                       =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 24, 1999   DECEMBER 25, 1998
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $     -

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,506              10,374
                                                                                  ----------          ----------
   Total investments                                                               1,031,146           1,031,014

Interest receivable                                                                   18,576              11,765
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,723          $1,042,779
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   11,765
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,847             154,714
                                                                                  ----------          ----------
   Total partners' capital                                                         1,031,147           1,031,014
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,723          $1,042,779
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------


                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                        SEPTEMBER 24, 1999
                                                        ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576
   U.S. Treasury bills                                                 122
                                                                ----------
Earnings                                                        $   18,698
                                                                ==========




                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                        SEPTEMBER 24, 1999
                                                        ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   55,727
   U.S. Treasury bills                                                 360
                                                                ----------
Earnings                                                        $   56,087
                                                                ==========


See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------


                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                         SEPTEMBER 24, 1999
                                                         ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300
Net income allocated to limited partner                              47,846
Distributions                                                       (31,897)
Distributions payable                                               (15,949)
                                                                 ----------
Balance, end of period                                              876,300
                                                                 ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,714
Net income allocated to general partner                               8,241
Distributions                                                        (5,481)
Distributions payable                                                (2,627)
                                                                 ----------
Balance, end of period                                              154,847
                                                                 ----------

TOTAL PARTNERS' CAPITAL                                          $1,031,147
                                                                 ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------


                                                                                     FOR THE NINE
                                                                                     MONTHS ENDED
                                                                               SEPTEMBER 24, 1999
                                                                               ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                             $  56,087
   Accretion of U.S. Treasury bills                                                          (360)
   Increase in interest receivable                                                         (6,811)
                                                                                        ---------
      Cash provided by operating activities                                                48,916
                                                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                     (10,309)
   Maturities of investment securities                                                     10,537
                                                                                        ---------
      Cash provided by investing activities                                                   228
                                                                                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                       (41,998)
   Distributions to general partner                                                        (7,145)
                                                                                        ---------
      Cash used for financing activities                                                  (49,143)
                                                                                        ---------

NET CHANGE IN CASH                                                                              1

CASH, BEGINNING OF PERIOD                                                                    -
                                                                                        ---------
CASH, END OF PERIOD                                                                     $       1
                                                                                        =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

         None
-----------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of November, 1999.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Regular Trustee


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