Form 10-K
period 1999-12-31
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2000-03-30
CIK 1052636, 1052635

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 31, 1999

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

                         COMMISSION FILE NO.: 1-7182-09

       Delaware                                        13-3983474
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      World Financial Center
            North Tower
         New York, New York                               10281
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
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

As of March 28, 2000, no voting stock was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED OCTOBER 29, 1998, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-3 (No. 333-59997) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN PART I
================================================================================




                                     PART I
                                     ------
ITEM 1.  BUSINESS
         --------

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

ITEM 2.  PROPERTIES
         ----------

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.





                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Since the Trust was organized on January 8, 1998, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 8, 1998, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

In 1999 Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored a "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. Merrill Lynch's efforts to address the Y2K issue are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial  statements  and notes thereto and the
independent   auditors'  reports  set  forth  on  pages  F-1  through  F-15  are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.






                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustees:         John C. Stomber
                                            Stanley Schaefer

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

Stanley Schaefer is Senior Director of Corporate Tax for the Company and has served in that capacity or another capacity with the Company for the last five years. John C. Stomber is Senior Vice President and Treasurer of the Company. Mr. Stomber joined the Company in March 1999. Mr. Stomber was an employee of Deutsche Bank from 1991 to March 1999, serving as Deutsche Bank's Treasurer for the Americas Region starting in 1996.

With the exception of Mr. Stomber, each Trustee has served since the Trust was organized on January 8, 1998. Mr. Stomber has served since September 30, 1999. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in ITEM 1. - Business and ITEM 5. - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

None.






                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

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

          4.2 Form of Amended and Restated Declaration of Trust of the Trust(incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the "Registration Statement"))

          4.3 Certificate of Limited Partnership, dated as of January 8, 1998, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-03))

          4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 of the Registration Statement)

          4.5  Form of Trust Preferred Securities Guarantee Agreement between
          the Company  and  The  Chase   Manhattan Bank, as  guarantee   trustee
          (incorporated   by  reference  to  Exhibit  4.5  to  the  Registration
          Statement)

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

(b)       Reports on Form 8-K

          None.

___________________

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST V

     Balance Sheets, December 31, 1999 and December 25, 1998               F-2

     Statements of Earnings, Year Ended December 31, 1999 and
          Period November 3, 1998 to December 25, 1998                     F-3

     Statements of Changes in  Stockholders' Equity,  Year  Ended
          December  31, 1999 and Period November 3, 1998 to
          December 25, 1998                                                F-4

     Statements of Cash Flows, Year Ended December 31, 1999
          and Period November 3, 1998 to December 25, 1998                 F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING V, L.P.

     Balance Sheets, December 31, 1999 and December 25, 1998               F-9

     Statements of Earnings, Year Ended December 31, 1999 and
          Period November 3, 1998 to December 25, 1998                     F-10

     Statements of Changes in Partners' Capital, Year Ended
          December 31, 1999 and Period November 3, 1998 to
          December 25, 1998                                                F-11

     Statements of Cash Flows, Year Ended December 31, 1999 and
          Period November 3, 1998 to December 25, 1998                     F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 31, 1999       DECEMBER 25, 1998
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  876,300              $  876,300
Income receivable                                                             -                  10,101
                                                                     ----------              ----------
Total Assets                                                         $  876,300              $  886,401
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $        -              $   10,101
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (7.28%  Trust
         Originated  Preferred   Securities;
         34,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           850,000                 850,000
     Common securities (7.28% Trust Common
         Securities; 1,052,000 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            26,300                  26,300
                                                                     ----------              ----------
     Total stockholders' equity                                         876,300                 876,300
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  876,300              $  886,401
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS
(dollars in thousands)
----------------------------------------------------------------------------------------------------



                                                                                      FOR THE PERIOD
                                                         FOR THE YEAR ENDED      NOVEMBER 3, 1998 TO
                                                          DECEMBER 31, 1999        DECEMBER 25, 1998
                                                         ------------------      -------------------

EARNINGS

Income on partnership preferred securities                        $  63,795                $  10,101
                                                                  =========                =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                                  FOR THE PERIOD
                                                    FOR THE YEAR ENDED       NOVEMBER 3, 1998 TO
                                                     DECEMBER 31, 1999         DECEMBER 25, 1998
                                                    ------------------       -------------------


PREFERRED SECURITIES
Balance, beginning of period                                 $ 850,000                 $       -
Issuance of preferred securities                                     -                   850,000
                                                             ---------                 ---------
Balance, end of period                                         850,000                   850,000
                                                             ---------                 ---------

COMMON SECURITIES
Balance, beginning of period                                    26,300                         -
Issuance of common securities                                        -                    26,300
                                                             ---------                   -------
Balance, end of period                                          26,300                    26,300
                                                             ---------                   -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -
Earnings                                                        63,795                    10,101
Distributions                                                  (63,795)                        -
Distributions payable                                                -                   (10,101)
                                                             ---------                 ---------
Balance, end of period                                               -                         -
                                                             ---------                 ---------
Total Stockholders' Equity                                   $ 876,300                 $ 876,300
                                                             =========                 =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------



                                                                           FOR THE PERIOD
                                                  FOR THE YEAR ENDED  NOVEMBER 3, 1998 TO
                                                   DECEMBER 31, 1999    DECEMBER 25, 1998
                                                  ------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 63,795             $ 10,101
  Decrease (increase) in income receivable                    10,101              (10,101)
                                                            --------             --------
        Cash provided by operating activities                 73,896                    -
                                                            --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of partnership preferred securities                     -             (876,300)
                                                            --------             --------
        Cash used for investing activities                         -             (876,300)
                                                            --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (73,896)                   -
  Proceeds from issuance of preferred securites                    -              850,000
  Proceeds from issuance of common securities                      -               26,300
                                                            --------             --------
        Cash (used for) provided by financing activities     (73,896)             876,300
                                                            --------             --------

NET CHANGE IN CASH                                                 -                    -

CASH, BEGINNING OF PERIOD                                          -                    -
                                                            --------             --------
CASH, END OF PERIOD                                         $      -             $      -
                                                            ========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $9,798 and $303, respectively, were accrued at December 25, 1998 and distributed in the following fiscal year.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust V (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on January 8, 1998 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively),
(ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding V, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed.

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred and Common Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------

3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 35,052,000 7.28% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after September 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4.  STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES

The  Trust  issued  34,000,000  7.28%  Trust  Preferred   Securities,   $25
liquidation amount per security in a public offering on November 3, 1998. The Trust Preferred Securities are redeemable on or after September 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank equally with the most senior preferred stock of the Company.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust V

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust V (the "Trust") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the period ended December 31, 1999 and for the period November 3, 1998 to December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the period ended December 31, 1999 and for the period November 3, 1998 to December 25, 1998 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP


New York, New York
March 28, 2000


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 31, 1999           DECEMBER 25, 1998
                                                           -----------------           -----------------


ASSETS

Cash                                                             $        1                   $        -

Investments:
     Affiliate debentures                                         1,020,640                    1,020,640
     U.S. Treasury bills                                             10,406                       10,374
                                                                 ----------                   ----------
     Total investments                                            1,031,046                    1,031,014

Interest receivable                                                       -                       11,765
                                                                 ----------                   ----------
Total Assets                                                     $1,031,047                   $1,042,779
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $        -                   $   11,765
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   876,300                      876,300
     General partnership interest                                   154,747                      154,714
                                                                 ----------                   ----------
     Total partners' capital                                      1,031,047                    1,031,014
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $1,031,047                   $1,042,779
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
-----------------------------------------------------------------------------------------


                                                                           FOR THE PERIOD
                                           FOR THE YEAR ENDED         NOVEMBER 3, 1998 TO
                                            DECEMBER 31, 1999           DECEMBER 25, 1998
                                           ------------------         -------------------


EARNINGS
Interest income:
     Affiliate debentures                           $  74,303                   $  11,765
     U.S. Treasury bills                                  495                          64
                                                    ---------                   ---------
Earnings                                            $  74,798                   $  11,829
                                                    =========                   =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
-----------------------------------------------------------------------------------------



                                                                           FOR THE PERIOD
                                               FOR THE YEAR ENDED     NOVEMBER 3, 1998 TO
                                                DECEMBER 31, 1999       DECEMBER 25, 1998
                                               ------------------     -------------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                           $  876,300              $        -
Issuance of preferred securities                                -                 876,300
Net income allocated to limited partner                    63,795                  10,101
Distributions                                             (63,795)                      -
Distributions payable                                           -                 (10,101)
                                                        ---------               ---------
Balance, end of period                                    876,300                 876,300
                                                        ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                              154,714                       -
Capital contribution                                            -                 154,650
Net income allocated to general partner                    11,003                   1,728
Distributions                                             (10,970)                      -
Distributions payable                                           -                  (1,664)
                                                        ---------               ---------
Balance, end of period                                    154,747                 154,714
                                                        ---------               ---------

TOTAL PARTNERS' CAPITAL                                $1,031,047              $1,031,014
                                                       ==========              ==========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
--------------------------------------------------------------------------------------------------




                                                                                    FOR THE PERIOD
                                                       FOR THE YEAR ENDED      NOVEMBER 3, 1998 TO
                                                        DECEMBER 31, 1999        DECEMBER 25, 1998
                                                       ------------------      -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 74,798               $   11,829
     Accretion of U.S. Treasury bills                                (495)                     (64)
     Decrease (increase) in interest receivable                    11,765                  (11,765)
                                                                 --------                 --------
        Cash provided by operating activities                      86,068                        -
                                                                 --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of affiliate debentures                                  -               (1,020,640)
     Purchases of investment securities                           (20,619)                 (10,310)
     Maturities of investment securities                           21,082                        -
                                                                 --------                ---------
        Cash provided by (used for) investing activities              463               (1,030,950)
                                                                 --------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (73,896)                       -
     Distributions to general partner                             (12,634)                       -
     Proceeds from issuance of preferred securities                     -                  876,300
     Capital contribution - general partner                             -                  154,650
                                                                 --------                ---------
        Cash (used for) provided by financing activities          (86,530)               1,030,950
                                                                 --------                ---------

NET CHANGE IN CASH                                                      1                        -

CASH, BEGINNING OF PERIOD                                               -                        -
                                                                 --------                ---------
CASH, END OF PERIOD                                              $      1                $       -
                                                                 ========                =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $11,765 were accrued at December 25, 1998 and distributed in the following fiscal year.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding V, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on January 8, 1998 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust V (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company,  in its capacity as sole general  partner of the  Partnership,  has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding V, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in partners' capital, and cash flows for the period ended December 31, 1999 and for the period November 3, 1998 to December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the period ended December 31, 1999 and for the period November 3, 1998 to December 25, 1998 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP


New York, New York
March 28, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                              Title: Regular Trustee

                              By: /s/ Stanley Schaefer
                              --------------------------------------------------
                              Name: Stanley Schaefer
                              Title: Regular Trustee

                              MERRILL LYNCH PREFERRED FUNDING V, L.P.*

                              By: MERRILL LYNCH & CO., INC., as General Partner

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                              Title: Senior Vice President and Treasurer, and as Attorney-in-Fact for a majority of the Board of Directors**

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

          4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above)

          4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

          4.11 Form of  Subordinated  Debenture  (incorporated  by  reference to
          Exhibit 4.11 to the Registration Statement)

          12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

          23*  Consent of Deloitte & Touche LLP

          24*  Powers of Attorney

          27* Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.
         _____________________

         * Filed herewith