Form 10-Q
period 2000-03-31
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2000-05-12
CIK 1052636, 1052635

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

                  For the quarterly period ended March 31, 2000

                     MERRILL LYNCH PREFERRED CAPITAL TRUST V
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-10

       Delaware                                          13-7140866
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  4 World Financial Center
     New York, New York                                   10080
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

         World Financial Center, North Tower, New York, New York 10281
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

                         COMMISSION FILE NO.: 1-7182-09

          Delaware                                     13-3983474
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   4 World Financial Center
      New York, New York                                     10080
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000

         World Financial Center, North Tower, New York, New York 10281
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of May 10, 2000 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 31, 2000  DECEMBER 31, 1999
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
                                                                                          ----------         ----------
Total Assets                                                                              $  876,300         $  876,300
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY


Stockholders' equity:

   Preferred  securities (7.28% Trust Originated Preferred Securities;
      34,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  850,000         $  850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  876,300         $  876,300
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                         MARCH 31, 2000       MARCH 26, 1999
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $  15,949            $  15,949
                                                                              =========            =========



See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------

                                                              MARCH 31, 2000       MARCH 26, 1999
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              15,949               15,949
Distributions                                                        (15,949)                   -
Distributions payable                                                      -              (15,949)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 31, 2000       MARCH 26, 1999
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,949            $  15,949
   Increase in income receivable                                                             -               (5,848)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,949               10,101
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (15,949)             (10,101)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,949)             (10,101)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at March 26, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 31, 2000
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of
Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                                              --------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,542              10,406
                                                                                  ----------          ----------
   Total investments                                                               1,031,182           1,031,046
                                                                                  ----------          ----------
Total Assets                                                                      $1,031,183          $1,031,047
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL


Partners' capital:
   Limited partnership interest                                                   $  876,300          $  876,300
   General partnership interest                                                      154,883             154,747
                                                                                  ----------          ----------
   Total partners' capital                                                         1,031,183           1,031,047
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,031,183          $1,031,047
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                            MARCH 31, 2000       MARCH 26, 1999
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Treasury bills                                                 136                  119
                                                                ----------           ----------
Earnings                                                        $   18,712           $   18,695
                                                                ==========           ==========



See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------

                                                             MARCH 31, 2000       MARCH 26, 1999
                                                             --------------      ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              15,949               15,949
Distributions                                                       (15,949)                   -
Distributions payable                                                     -              (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,747              154,714
Net income allocated to general partner                               2,763                2,746
Distributions                                                        (2,627)                   -
Distributions payable                                                     -               (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,883              154,833
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,031,183           $1,031,133
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 31, 2000       MARCH 26, 1999
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,712            $ 18,695
   Accretion of U.S. Treasury bills                                                       (136)               (119)
   Increase in interest receivable                                                           -              (6,811)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             18,576               11,765
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)             (10,101)
   Distributions to general partner                                                     (2,627)              (1,664)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (18,576)             (11,765)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at March 26, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 31, 2000
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on January 8, 1998 which was subsequently amended by an amended and restated agreement of limited partnership dated November 3, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2000.


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