Form 10-Q
period 2000-06-30
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2000-08-10
CIK 1052636, 1052635

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

                  For the quarterly period ended June 30, 2000

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 10, 2000 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 30, 2000  DECEMBER 31, 1999
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
                                                                                          ----------         ----------
Total Assets                                                                              $  876,300         $  876,300
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 30, 2000        JUNE 25, 1999
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  15,948            $  15,949
                                                                              =========            =========




                                                                           FOR THE SIX MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 30, 2000        JUNE 25, 1999
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  31,897            $  31,897
                                                                              =========            =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTHS ENDED
                                                          ---------------------------------------

                                                               JUNE 30, 2000        JUNE 25, 1999
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              31,897               31,897
Distributions                                                        (31,897)             (15,948)
Distributions payable                                                      -              (15,949)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 30, 2000        JUNE 25, 1999
                                                                                 -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,897            $  31,897
   Increase in income receivable                                                             -               (5,848)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,897               26,049
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (31,897)             (26,049)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,897)             (26,049)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 30, 2000
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 30, 2000   DECEMBER 31, 1999
                                                                               -------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,420              10,406
                                                                                  ----------          ----------
   Total investments                                                               1,031,060           1,031,046
                                                                                  ----------          ----------
Total Assets                                                                      $1,031,061          $1,031,047
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL


Partners' capital:
   Limited partnership interest                                                   $  876,300          $  876,300
   General partnership interest                                                      154,761             154,747
                                                                                  ----------          ----------
   Total partners' capital                                                         1,031,061           1,031,047
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,031,061          $1,031,047
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 30, 2000        JUNE 25, 1999
                                                             -------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,575           $   18,576
   U.S. Treasury bills                                                 149                  119
                                                                ----------           ----------
Earnings                                                        $   18,724           $   18,695
                                                                ==========           ==========



                                                                FOR THE SIX MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 30, 2000        JUNE 25, 1999
                                                             -------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   37,151           $   37,151
   U.S. Treasury bills                                                 285                  238
                                                                ----------           ----------
Earnings                                                        $   37,436           $   37,389
                                                                ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE SIX MONTHS ENDED
                                                         ---------------------------------------

                                                              JUNE 30, 2000        JUNE 25, 1999
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              31,897               31,897
Distributions                                                       (31,897)             (15,948)
Distributions payable                                                     -              (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,747              154,714
Net income allocated to general partner                               5,539                5,492
Distributions                                                        (5,525)              (2,854)
Distributions payable                                                     -               (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,761              154,725
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,031,061           $1,031,025
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 30, 2000        JUNE 25, 1999
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,436             $ 37,389
   Accretion of U.S. Treasury bills                                                       (285)                (238)
   Increase in interest receivable                                                           -               (6,811)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             37,151               30,340
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                $ (10,310)            $(10,309)
   Maturities of investment securities                                                  10,581               10,537
                                                                                     ---------            ---------
      Cash provided by investing activities                                                271                  228
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (31,897)             (26,049)
   Distributions to general partner                                                     (5,525)              (4,518)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (37,422)             (30,567)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    1

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 30, 2000
--------------------------------------------------------------------------------



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 10th day of August, 2000.


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