Form 10-Q
period 2000-09-29
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2000-11-09
CIK 1052636, 1052635

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

                  For the quarterly period ended September 29, 2000

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.28% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 9, 2000 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 29, 2000  DECEMBER 31, 1999
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
Income receivable                                                                             15,949                  -
                                                                                          ----------         ----------
Total Assets                                                                              $  892,249         $  876,300
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,949         $        -

Stockholders' equity:

   Preferred  securities (7.28% Trust Originated Preferred Securities;
      34,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   850,000            850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  892,249         $  876,300
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  15,949            $  15,949
                                                                              =========            =========




                                                                           FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  47,846            $  47,846
                                                                              =========            =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE NINE MONTHS ENDED
                                                          ---------------------------------------

                                                          SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              47,846               47,846
Distributions                                                        (31,897)             (31,897)
Distributions payable                                                (15,949)             (15,949)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,846            $  47,846
   Increase in income receivable                                                       (15,949)              (5,848)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,897               41,998
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (31,897)             (41,998)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,897)             (41,998)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 29, 2000 and September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 29, 2000
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 29, 2000   DECEMBER 31, 1999
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,574              10,406
                                                                                  ----------          ----------
   Total investments                                                               1,031,214           1,031,046

Interest receivable                                                                   18,576                   -
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,791          $1,031,047
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $        -

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,915             154,747
                                                                                  ----------          ----------
   Total partners' capital                                                         1,031,215           1,031,047
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,791          $1,031,047
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Treasury bills                                                 154                  122
                                                                ----------           ----------
Earnings                                                        $   18,730           $   18,698
                                                                ==========           ==========



                                                                FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   55,727           $   55,727
   U.S. Treasury bills                                                 439                  360
                                                                ----------           ----------
Earnings                                                        $   56,166           $   56,087
                                                                ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              47,846               47,846
Distributions                                                       (31,897)             (31,897)
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,747              154,714
Net income allocated to general partner                               8,320                8,241
Distributions                                                        (5,525)              (5,481)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,915              154,847
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,031,215           $1,031,147
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  56,166             $ 56,087
   Accretion of U.S. Treasury bills                                                       (439)                (360)
   Increase in interest receivable                                                     (18,576)              (6,811)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             37,151               48,916
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (10,310)             (10,309)
   Maturities of investment securities                                                  10,581               10,537
                                                                                     ---------            ---------
      Cash provided by investing activities                                                271                  228
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (31,897)             (41,998)
   Distributions to general partner                                                     (5,525)              (7,145)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (37,422)             (49,143)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    1

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at September 29, 2000 and September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 29, 2000
--------------------------------------------------------------------------------



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of November, 2000.


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