Form 10-K
period 2000-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2001-03-29
CIK 1052636, 1052635

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 29, 2000

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

As of March 28, 2001, no voting stock was held by non-affiliates of the Registrants.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Registrants activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Since the Trust was organized on January 8, 1998, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 8, 1998, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.



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

___________________

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST V

     Balance Sheets, December 29, 2000 and December 31, 1999               F-2

     Statements of Earnings, Year Ended December 29, 2000,
          December 31, 1999 and Period November 3, 1998 to
          December 25, 1998                                                F-3

     Statements of Changes in  Stockholders' Equity,  Year  Ended
          December 29, 2000, December  31, 1999 and Period
          November 3, 1998 to December 25, 1998                            F-4

     Statements of Cash Flows, Year Ended December 29, 2000,
          December  31, 1999 and Period November 3, 1998 to
          December 25, 1998                                                F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING V, L.P.

     Balance Sheets, December 29, 2000 and December 31, 1999               F-9

     Statements of Earnings, Year Ended December 29, 2000,
          December  31, 1999 and Period November 3, 1998 to
          December 25, 1998                                                F-10

     Statements of Changes in Partners' Capital, Year Ended
          December 29, 2000, December  31, 1999 and Period
          November 3, 1998 to December 25, 1998                            F-11

     Statements of Cash Flows, Year Ended December 29, 2000,
          December  31, 1999 and Period November 3, 1998 to
          December 25, 1998                                                F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 29, 2000       DECEMBER 31, 1999
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  876,300              $  876,300
Income receivable                                                        15,949                       -
                                                                     ----------              ----------
Total Assets                                                         $  892,249              $  876,300
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $   15,949              $        -
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (7.28%  Trust
         Originated  Preferred   Securities;
         34,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           850,000                 850,000
     Common securities (7.28% Trust Common
         Securities; 1,052,000 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            26,300                  26,300
                                                                     ----------              ----------
     Total Stockholders' equity                                         876,300                 876,300
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  892,249              $  876,300
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                  FOR THE YEAR ENDED                      FOR THE PERIOD
                                                         ---------------------------------------     NOVEMBER 3, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------     -------------------
EARNINGS

Income on partnership preferred securities                       $  63,795             $  63,795               $  10,101
                                                                 =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                  FOR THE YEAR ENDED                      FOR THE PERIOD
                                                         ---------------------------------------     NOVEMBER 3, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------     -------------------

PREFERRED SECURITIES
Balance, beginning of period                                     $ 850,000             $ 850,000               $       -
Issuance of preferred securities                                         -                     -                 850,000
                                                                 ---------             ---------               ---------
Balance, end of period                                             850,000               850,000                 850,000
                                                                 ---------             ---------               ---------
COMMON SECURITIES
Balance, beginning of period                                        26,300                26,300                       -
Issuance of common securities                                            -                     -                  26,300
                                                                 ---------               -------                 -------
Balance, end of period                                              26,300                26,300                  26,300
                                                                 ---------               -------                 -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                             -                     -                       -
Earnings                                                            63,795                63,795                  10,101
Distributions                                                      (47,846)              (63,795)                      -
Distributions payable                                              (15,949)                    -                 (10,101)
                                                                 ---------             ---------               ---------
Balance, end of period                                                   -                     -                       -
                                                                 ---------             ---------               ---------
Total Stockholders' Equity                                       $ 876,300             $ 876,300               $ 876,300
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                   FOR THE YEAR ENDED                     FOR THE PERIOD
                                                         ---------------------------------------     NOVEMBER 3, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 63,795              $ 63,795                $ 10,101
  (Increase) decrease  in income receivable                        (15,949)               10,101                 (10,101)
                                                                  --------              --------                --------
        Cash provided by operating activities                       47,846                73,896                       -
                                                                  --------              --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of partnership preferred securities                           -                     -                (876,300)
                                                                  --------              --------                --------
        Cash used for investing activities                               -                     -                (876,300)
                                                                  --------              --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (47,846)              (73,896)                      -
  Proceeds from issuance of preferred securites                          -                     -                 850,000
  Proceeds from issuance of common securities                            -                     -                  26,300
                                                                  --------              --------                --------
        Cash (used for) provided by financing activities           (47,846)              (73,896)                876,300
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, and $9,798 and $303, respectively, were accrued at December 29, 2000 and December 25, 1998, respectively and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENT

The  investment  in  Partnership   Preferred  Securities  represents  a  limited
partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust V

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust V (the "Trust") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the two years in the period ended December 29, 2000 and for the period November 3, 1998 to December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2000 and for the period November 3, 1998 to December 25, 1998 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP


New York, New York
March 28, 2001


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 29, 2000           DECEMBER 31, 1999
                                                           -----------------           -----------------

ASSETS

Cash                                                             $        1                   $        1

Investments:
     Affiliate debentures                                         1,020,640                    1,020,640
     U.S. Treasury bills                                             10,436                       10,406
                                                                 ----------                   ----------
     Total investments                                            1,031,076                    1,031,046

Interest receivable                                                  18,576                            -
                                                                 ----------                   ----------
Total Assets                                                     $1,049,653                   $1,031,047
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $   18,576                   $        -
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   876,300                      876,300
     General partnership interest                                   154,777                      154,747
                                                                 ----------                   ----------
     Total partners' capital                                      1,031,077                    1,031,047
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $1,049,653                   $1,031,047
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------


                                                                   FOR THE YEAR ENDED                     FOR THE PERIOD
                                                         ---------------------------------------     NOVEMBER 3, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------     -------------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  74,303             $  74,303               $  11,765
     U.S. Treasury bills                                               598                   495                      64
                                                                 ---------             ---------               ---------
Earnings                                                         $  74,901             $  74,798               $  11,829
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                   FOR THE YEAR ENDED                     FOR THE PERIOD
                                                         ---------------------------------------     NOVEMBER 3, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------     -------------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                    $  876,300            $  876,300              $        -
Issuance of preferred securities                                         -                     -                 876,300
Net income allocated to limited partner                             63,795                63,795                  10,101
Distributions                                                      (47,846)              (63,795)                      -
Distributions payable                                              (15,949)                    -                 (10,101)
                                                                 ---------             ---------               ---------
Balance, end of period                                             876,300               876,300                 876,300
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                       154,747               154,714                       -
Capital contribution                                                     -                     -                 154,650
Net income allocated to general partner                             11,106                11,003                   1,728
Distributions                                                       (8,449)              (10,970)                      -
Distributions payable                                               (2,627)                    -                  (1,664)
                                                                 ---------             ---------               ---------
Balance, end of period                                             154,777               154,747                 154,714
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                         $1,031,077            $1,031,047              $1,031,014
                                                                ==========            ==========              ==========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                   FOR THE YEAR ENDED                     FOR THE PERIOD
                                                         ---------------------------------------     NOVEMBER 3, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 74,901            $   74,798              $   11,829
     Accretion of U.S. Treasury bills                                 (598)                 (495)                    (64)
     (Increase) decrease in interest receivable                    (18,576)               11,765                 (11,765)
                                                                  --------              --------                --------
        Cash provided by operating activities                       55,727                86,068                       -
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of affiliate debentures                                   -                     -              (1,020,640)
     Purchases of investment securities                            (20,619)              (20,619)                (10,310)
     Maturities of investment securities                            21,187                21,082                       -
                                                                  --------             ---------               ---------
        Cash provided by (used for) investing activities               568                   463              (1,030,950)
                                                                  --------             ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (47,846)              (73,896)                      -
     Distributions to general partner                               (8,449)              (12,634)                      -
     Proceeds from issuance of preferred securities                      -                     -                 876,300
     Capital contribution - general partner                              -                     -                 154,650
                                                                  --------             ---------               ---------
        Cash (used for) provided by financing activities           (56,295)              (86,530)              1,030,950
                                                                  --------             ---------               ---------

NET CHANGE IN CASH                                                       -                     1                       -

CASH, BEGINNING OF PERIOD                                                1                     -                       -
                                                                  --------             ---------               ---------
CASH, END OF PERIOD                                               $      1             $       1               $       -
                                                                  ========             =========               =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 and $11,765 were accrued at December 29, 2000 and December 25, 1998, respectively and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding V, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in partners' capital, and cash flows for each of the two years in the period ended December 29, 2000 and for the period November 3, 1998 to December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2000 and for the period November 3, 1998 to December 25, 1998 in conformity with accounting principles generally accepted in the United States of America.




/s/  Deloitte & Touche LLP


New York, New York
March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

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

 _____________________

* Filed herewith