Form 10-Q
period 2001-06-29
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2001-08-09
CIK 1052636, 1052635

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2001 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 29, 2001  DECEMBER 29, 2000
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
Income receivable                                                                             15,949             15,949
                                                                                          ----------         ----------
Total Assets                                                                              $  892,249         $  892,249
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,949         $   15,949
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred  securities (7.28% Trust Originated Preferred Securities;
      34,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   850,000            850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  892,249         $  892,249
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 29, 2001        JUNE 30, 2000
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $  15,948            $  15,948
                                                                              =========            =========


                                                                            FOR THE SIX MONTHS ENDED
                                                                     ---------------------------------------

                                                                          JUNE 29, 2001        JUNE 30, 2000
                                                                         --------------       --------------

EARNINGS

Income on partnership preferred securities                                    $  31,897            $  31,897
                                                                              =========            =========




See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                   FOR THE SIX MONTHS ENDED
                                                          ---------------------------------------

                                                               JUNE 29, 2001        JUNE 30, 2000
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              31,897               31,897
Distributions                                                        (15,948)             (31,897)
Distributions payable                                                (15,949)                   -
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 29, 2001        JUNE 30, 2000
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,897            $  31,897
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,897               31,897
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (31,897)             (31,897)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,897)             (31,897)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $478, respectively, were accrued at June 29, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 29, 2001
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of
Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 29, 2001   DECEMBER 29, 2000
                                                                              --------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,394              10,436
                                                                                  ----------          ----------
   Total investments                                                               1,031,034           1,031,076

Income receivable                                                                     18,575              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,610          $1,049,653
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,575          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,735             154,777
                                                                                  ----------          ----------
   Total partners' capital                                                         1,031,035           1,031,077
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,610          $1,049,653
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 29, 2001        JUNE 30, 2000
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,575           $   18,575
   U.S. Treasury bills                                                 117                  149
                                                                ----------           ----------
Earnings                                                        $   18,692           $   18,724
                                                                ==========           ==========


                                                                 FOR THE SIX MONTHS ENDED
                                                        ---------------------------------------

                                                             JUNE 29, 2001        JUNE 30, 2000
                                                            --------------       --------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   37,151           $   37,151
   U.S. Treasury bills                                                 277                  285
                                                                ----------           ----------
Earnings                                                        $   37,428           $   37,436
                                                                ==========           ==========




See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                  FOR THE SIX MONTHS ENDED
                                                         ---------------------------------------

                                                              JUNE 29, 2001        JUNE 30, 2000
                                                             --------------      ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              31,897               31,897
Distributions                                                       (15,949)             (31,897)
Distributions payable                                               (15,948)                   -
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,777              154,747
Net income allocated to general partner                               5,531                5,539
Distributions                                                        (2,946)              (5,525)
Distributions payable                                                (2,627)                   -
                                                                 ----------           ----------
Balance, end of period                                              154,735              154,761
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,031,035           $1,031,061
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE SIX MONTHS ENDED
                                                                            ---------------------------------------

                                                                                 JUNE 29, 2001        JUNE 30, 2000
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,428             $ 37,436
   Accretion of U.S. Treasury bills                                                       (277)                (285)
   Decrease in income receivable                                                             1                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             37,152                37,151
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (10,309)             (10,310)
   Maturities of investment securities                                                  10,629               10,581
                                                                                     ---------            ---------
      Cash used for financing activities                                                   320                  271
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (31,898)             (31,897)
   Distributions to general partner                                                     (5,574)              (5,525)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (37,472)             (37,422)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    1                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,575 were accrued at June 29, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 29, 2001
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2001.


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