Form 10-Q
period 2013-09-30
MERRILL LYNCH PREFERRED CAPITAL TRUST V; MERRILL LYNCH PREFERRED FUNDING V LP
filed 2013-11-08
CIK 1052636, 1052635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Registrant’s telephone number, including area code: (704) 386-5861
COMMISSION FILE NO.: 1-7182-09
MERRILL LYNCH PREFERRED FUNDING V, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)

Delaware (State or other jurisdiction of incorporation or organization)	13-3983474 (I.R.S. Employer Identification No.)

4 World Financial Center New York, New York (Address of principal executive offices)	10080 (Zip Code)
Registrant’s telephone number, including area code: (704) 386-5681
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per security amounts)

	September 30, 2013	December 31, 2012
ASSETS
Investment in affiliate partnership preferred securities	$876,300	$876,300
Total Assets	$876,300	$876,300

STOCKHOLDERS’ EQUITY

Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$850,000	$850,000
Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300
Total Stockholders’ Equity	$876,300	$876,300
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2013	September 30, 2012
EARNINGS
Interest on affiliate partnership preferred securities	$15,949	$15,949

	FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012
EARNINGS
Interest on affiliate partnership preferred securities	$47,846	$47,846
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012

PREFERRED SECURITIES
Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES
Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	47,846	47,846
Distributions	(47,846)	(31,897)
Distributions payable	—	(15,949)
Balance, end of period	—	—
Total Stockholders’ Equity	$876,300	$876,300
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$47,846	$47,846
Change in interest receivable from affiliate	—	(15,949)
Cash provided by operating activities	47,846	31,897

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(47,846)	(31,897)
Cash used for financing activities	(47,846)	(31,897)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Distributions accrued but not paid at September 30, 2012 were $15,949.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013
Merrill Lynch Preferred Capital Trust V (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended. Bank of America Corporation (the “Company” or "Bank of America") is the sole owner of the Trust common securities. Prior to October 1, 2013, Merrill Lynch & Co., Inc. ("ML&Co."), a wholly-owned subsidiary of the Company, was the sole owner of the Trust common securities. On October 1, 2013, the Company merged ML&Co. into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware, with the Company continuing as the surviving corporation of such merger (the "Merger") and assuming all obligations of ML&Co., including ML&Co.’s obligations under the guarantees and the ML&Co.-issued debentures held by the Partnership (as defined below).
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012.
BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 31, 2012. The interim condensed financial statements for the three- and nine-month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding V, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned. At September 30, 2013 and December 31, 2012, the estimated fair value of the Partnership Preferred Securities, which are classified as Level 2 in the fair value hierarchy under applicable accounting guidance, was $887 million, which approximated their carrying value. The principal input for the fair value is the exchange traded price of the Preferred Securities issued by the Trust. During the three months ended September 30, 2013, the Company determined that the valuation methodology used in previous reporting periods to estimate the fair value of the Partnership Preferred Securities, for disclosure purposes only, did not fully consider the issuer’s call feature, the inclusion of which resulted in a decrease to the estimated fair value. This revised disclosure had no effect on the Trust’s financial statements or results of operations in the current or prior-year periods.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30, 2013	December 31, 2012

ASSETS

Investments:
Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,309	10,314
Total investments	1,030,949	1,030,954
Total Assets	$1,030,949	$1,030,954

PARTNERS’ CAPITAL
Limited partnership interest	$876,300	$876,300
General partnership interest	154,649	154,654
Total Partners’ Capital	$1,030,949	$1,030,954
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2013	September 30, 2012

EARNINGS
Interest income:
Affiliate debentures	$18,576	$18,576
U.S. Government and agencies	4	2
Earnings	$18,580	$18,578

	FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012

EARNINGS
Interest income:
Affiliate debentures	$55,727	$55,727
U.S. Government and agencies	13	7
Earnings	$55,740	$55,734
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$876,300	$876,300
Earnings allocated to limited partner	47,846	47,846
Distributions	(47,846)	(31,897)
Distributions payable	—	(15,949)
Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	154,654	154,652
Earnings allocated to general partner	7,894	7,888
Distributions	(7,899)	(5,263)
Distributions payable	—	(2,627)
Balance, end of period	154,649	154,650
TOTAL PARTNERS’ CAPITAL	$1,030,949	$1,030,950
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$55,740	$55,734
Accretion of interest on securities issued by U.S. Government and agencies	(13)	(7)
Change in interest receivable from affiliates	—	(18,576)
Cash provided by operating activities	55,727	37,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(10,309)	(10,310)
Maturities of investment securities	10,327	10,319
Cash provided by investing activities	18	9

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(47,846)	(31,897)
Distributions to general partner	(7,899)	(5,263)
Cash used for financing activities	(55,745)	(37,160)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Distributions accrued but not paid at September 30, 2012 were $18,576.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013
Merrill Lynch Preferred Funding V, L.P. (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Bank of America Corporation (the “Company” or "Bank of America") is the sole general partner of the Partnership. Prior to October 1, 2013, Merrill Lynch & Co., Inc. (“ML&Co.”), a wholly-owned subsidiary of the Company, was the sole general partner of the Partnership. On October 1, 2013, the Company merged ML&Co. into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware, with the Company continuing as the surviving corporation of such merger (the "Merger") and assuming all obligations of ML&Co., including ML&Co.’s obligations under the guarantees and the ML&Co.-issued debentures held by the Partnership.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2012. The interim condensed financial statements for the three- and nine-month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2013 and December 31, 2012, the estimated fair value of the investment in affiliate debentures, which are classified as Level 2 in the fair value hierarchy under applicable accounting guidance, was $1,033 million, which approximated their carrying value. The principal input for the fair value is the exchange traded price of the Preferred Securities issued by the Trust. During the three months ended September 30, 2013, the Company determined that the valuation methodology used in previous reporting periods to estimate the fair value of the Partnership Preferred Securities, for disclosure purposes only, did not fully consider the issuer’s call feature, the inclusion of which resulted in a decrease to the estimated fair value. This revised disclosure had no effect on the Trust’s financial statements or results of operations in the current or prior-year periods. At September 30, 2013 and December 31, 2012, the fair value of the investment in U.S. Government and agency securities, which are classified as Level 1 in the fair value hierarchy under applicable accounting guidance, approximated their carrying value.

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

In addition, no change in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
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

In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The assets of the Trust consist solely of the Partnership Preferred Securities. The assets of the Partnership consist principally of the ML&Co.-issued debt securities assumed by the Company in the Merger and debt securities of a wholly-owned subsidiary of the Company that, following the Merger, are guaranteed by the Company. Consequently, the risk factors that are applicable to the Company also are applicable to the Partnership and the Trust. A discussion of the most significant factors that could affect the Company’s businesses, operations and financial condition is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and is incorporated by reference from Exhibit 99 to this report. Supplemental information relating to certain of such factors is included the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and also is incorporated by reference from Exhibit 99 to this report.

ITEM 6.	EXHIBITS
An exhibit index has been filed as part of this Report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH PREFERRED CAPITAL TRUST V*
By:	/s/ Angela C. Jones
	Name:	Angela C. Jones
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING V, L.P.
By: BANK OF AMERICA CORPORATION, as General Partner
By:	/s/ Neil A. Cotty
	Name:	Neil A. Cotty
	Title:	Chief Accounting Officer
Bank of America Corporation

Date: November 8, 2013

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

99
Excerpts of Bank of America Corporation Annual Report on Form 10-K for the year ended December 31, 2012 - Part I, Item 1A. "Risk Factors" and Quarterly Report on Form 10-Q for the quarterly period September 30, 2013 - Part II, Item 1A. "Risk Factors".(1)

101
The following materials from Merrill Lynch Preferred Capital Trust V and Merrill Lynch Preferred Funding V, L.P. Quarterly Reports on Form 10-Q for the three- and nine-months ended September 30, 2013 and September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders' Equity / Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements.(1)

(1) Filed herewith.